Form 10-K
period 2002-06-30
SECURITISATION ADVISORY SERVICES PTY LTD
filed 2002-10-15
CIK 1101295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal period ended June 30, 2002

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:  333-75072

                 SECURITISATION ADVISORY SERVICES PTY. LIMITED
        in its capacity as manager of the Series 2002-1G Medallion Trust
                               ABN 88 064 133 946
             (Exact name of Registrant as specified in its charter)


            Australian Capital Territory, Commonwealth of Australia
            -------------------------------------------------------
                 (State or Other Jurisdiction of Incorporation)


                Level 6, 48 Martin Place, Sydney, 2000 Australia
                ------------------------------------------------
                    (Address of principal executive offices)


I.R.S. Employment identification No.
-------------------------------------
Not applicable.


Registrant's telephone, including area code:
(011) 612-9378-5293

Securities  registered or to be registered pursuant to Section 12(b) of the Act:
None

Securities  required to be registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

      Yes  |X|     No  | |

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's staff with respect to substantially similar certificates and trusts that filed annual reports on Form 10-K.

                                TABLE OF CONTENTS

PART I

Item 1.   Business.............................................................1
Item 2.   Property.............................................................1
Item 3.   Legal Proceedings....................................................1
Item 4.   Submission of Matters to a Vote of Security Holders..................1


PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters................................................1
Item 6.   Selected Financial Data..............................................2
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operation...............................................2
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........2
Item 8.   Financial Statements and Supplementary Data..........................4
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...............................................4


PART III

Item 10.  Directors and Executive Officers of the Registrant...................4
Item 11.  Executive Compensation...............................................4
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......4
Item 13.  Certain Relationships and Related Transactions.......................4


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......5

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K relates to the Series 2002-1G Medallion Trust (the "Trust") and the Class A-1 Mortgage Backed Floating Rate Notes (the "Class A-1 Notes") issued pursuant to the US Dollar Note Trust Deed dated as of February 14, 2002 (the "US Dollar Note Trust Deed"), between Perpetual Trustee Company Limited, as issuer trustee (the "Issuer Trustee"); Securitisation Advisory Services Pty. Limited, as manager (the "Manager"); and The Bank of New York, New York Branch as US Dollar note trustee (the "US Dollar Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A-1 Notes.

     The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No. 333-75072) (the "Registration Statement"). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.


ITEM 2.  PROPERTY

     The Registrant and the Trust do not have any physical properties. Information regarding the mortgage loans is furnished under Item 14 - Exhibit 99.1.


ITEM 3.  LEGAL PROCEEDINGS

     The Manager knows of no material legal proceedings involving any of the Trust, the Manager or the Issuer Trustee which were pending as of June 30, 2002, or as of the date of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No votes or consents of Noteholders were solicited during the fiscal year for any purpose.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A-1 Notes are not traded on any nationally recognized exchange in the United States or any other securities exchange outside the United States.

     The Notes are currently represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it held on behalf of approximately 26 brokers, dealers, banks and other direct participants in the DTC system.

     Since the Trust pays no dividends with respect to the Class A-1 Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.


ITEM 6.  SELECTED FINANCIAL DATA

     The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the US Dollar Note Trust Deed to be reported to Noteholders.

     The quarterly servicing report for the Distribution date in April 2002 for the fiscal year ended June 30, 2002 is incorporated herein as Exhibit 99.1.

     The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports (filed under Current Reports on Form 8-K) as described above.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Exchange Control Risk

     Interest and principal payments to holders of Class A-1 Notes are paid in United States dollars ("U.S. dollars"). However, payments on the housing loans are received by the Issuer Trustee in Australian dollars, in Australia (the "collections"). Pursuant to certain swap agreements (the "Swap Agreements"), the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the Noteholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A-1 Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A-1 Interest Amount on a Distribution Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A-1 Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, by order of or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

      o     any of the following:

            o the embassy or consulate general of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

            o     the Narodna Banka  Jugoslavije  (including Banque Nationale de
                  Yugoslavie)   (in   respect   of  any   amount  in  excess  of
                  $100,000);or

            o certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on 24 October 2001;

            o the National Union for the Total Independence of Angola (UNITA or senior officials, or adult members of the immediate families of the senior officials of UNITA.


Additionally, under the Australian Charter of United Nations (Anti-Terrorism Measures) Regulations 2001 the approval of the Australian Minister for Foreign Affairs, or a person authorised by the Minister, is required with respect to certain payments and actions in relation to an asset prescribed under, or which is owned and controlled directly or indirectly by a person or entity prescribed under, those Regulations or is an asset derived or generated from such assets (prescribed persons presently include, amongst others, the Taliban, Osama bin Laden and other persons and entities connected with them). Such restrictions may change in the future.

     Currency Exchange Rate Risk

     Interest and principal on the Class A-1 Notes is payable in U.S. dollars, and the Trust's primary source for funding its payments on the Class A-1 Notes is its collections on the mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A-1 Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Class A-1 Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trust.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Since the Trust will not have directors or executive officers, this item is not applicable.


ITEM 11. EXECUTIVE COMPENSATION

     Since the Trust will not have directors or executive officers, this item is not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the Class A-1 Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the Class A-1 Notes, such Class A-1 Notes do not constitute voting securities within the meaning of
Item 403 of Regulation S-K.

     None of the officers or directors of the Registrant owns a beneficial interest in the Trust, nor in the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant received Manager's Fee payments from the Trust in accordance with the terms of the US Dollar Note Trust Deed and Series Supplement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2):

     Incorporated herein as Exhibit 99.1 are the aggregate totals of the quarterly servicing reports to the Trust for the fiscal year ended June 30, 2002. A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.2. A Custodial Services Audit Report is not included due to the first audit date being due post September 2002.

      (a) (3)  EXHIBITS:


 Designation                      Description                   Method of Filing
 -----------                      -----------                   ----------------
 Exhibit 99.1       Aggregate Totals for the Fiscal Year              99.1
 Exhibit 99.2       The Manager Officer's Certificate of Compliance   99.2

     (b) On April 30, 2002 a report on Form 8-K was filed by the Registrant in order to provide the statements for quarterly distributions to the Noteholders. No other reports on Form 8-K have been filed during the last fiscal year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed by on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITISATION ADVISORY
                                    SERVICES PTY. LIMITED

                                    /s/    Timothy See
                                    --------------------------------------------
                                    Name:  Timothy See
Date: October 15, 2002              Title: Authorised Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      /s/  Garry Lynton Mackrell
                                    --------------------------------------------
                                    Name:  Garry Lynton Mackrell
                                    Title: Principal Executive Officer

Date: October 15, 2002


                                      /s/  Geoffrey Michael Steel
                                    --------------------------------------------
                                    Name:  Geoffrey Michael Steel
                                    Title: Principal Financial Officer

Date: October 15, 2002

                                      /s/  Geoffrey Michael Steel
                                    --------------------------------------------
                                    Name:  Geoffrey Michael Steel
                                    Title: Principal Accounting Officer
Date: October 15, 2002


                                      /s/  Garry Lynton Mackrell
                                    --------------------------------------------
                                    Name:  Garry Lynton Mackrell
                                    Title: Director
Date: October 15, 2002

                                      /s/  Geoffrey Michael Steel
                                    --------------------------------------------
                                    Name:  Geoffrey Michael Steel
                                    Title: Director
Date: October 15, 2002

                                      /s/  Craig Anthony Carland
                                    --------------------------------------------
                                    Name:  Craig Anthony Carland
                                    Title: Director
Date: October 15, 2002

                           SERIES 2002-1G MEDALLION TRUST

       Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
                                      2002


I, Geoffrey Michael Steel, the Principal Financial Officer of Securitisation Advisory Services Pty. Limited certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing quarterly servicing reports filed in respect of periods included in the year covered by this annual report, of Securitisation Advisory Services Pty. Limited (the Trust Manager and Registrant);

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report; and

     3. Based on my knowledge, the Noteholder information required to be provided to the Manager by the Servicer under the transaction documents is included in these reports.



     Date: October 15, 2002


       /s/  Geoffrey Michael Steel
     ------------------------------------
     Name:  Geoffrey Michael Steel
     Title: Principal Financial Officer

                                INDEX TO EXHIBITS


  Exhibit No.   Document Description
  -----------   --------------------

     99.1       Aggregate Totals for the Fiscal Year
     99.2       The Manager Officer's Certificate of Compliance