Form 10-K
period 2003-06-30
SECURITISATION ADVISORY SERVICES PTY LTD
filed 2003-10-03
CIK 1101295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-75072


                  SECURITISATION ADVISORY SERVICES PTY. LIMITED
        in its capacity as manager of the Medallion Trust Series 2003-1G
                               ABN 88 064 133 946
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             AUSTRALIAN CAPITAL TERRITORY, COMMONWEALTH OF AUSTRALIA
           ----------------------------------------------------------
                 (State or Other Jurisdiction of Incorporation)


                LEVEL 6, 48 MARTIN PLACE, SYDNEY, 2000 AUSTRALIA
              ---------------------------------------------------
                    (Address of principal executive offices)


I.R.S. EMPLOYMENT IDENTIFICATION NO.
N/A


REGISTRANT'S TELEPHONE, INCLUDING AREA CODE:
(011) 612-9378-5293


SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None


SECURITIES REQUIRED TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
         Yes  [x]      No  [ ]


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

                                TABLE OF CONTENTS

PART I

Item 1.        Business.........................................................................................1
Item 2.        Property.........................................................................................1
Item 3.        Legal Proceedings................................................................................1
Item 4.        Submission of Matters to a Vote of Security Holders..............................................1


PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters............................2
Item 6.        Selected Financial Data..........................................................................2
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation.............2
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.......................................3
Item 8.        Financial Statements and Supplementary Data......................................................4
Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............4


PART III

Item 10.       Directors and Executive Officers of the Registrant...............................................4
Item 11.       Executive Compensation...........................................................................4
Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................4
Item 13.       Certain Relationships and Related Transactions ..................................................5

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on From 8-K .................................6

                                     PART I

ITEM 1.    BUSINESS

         This Annual Report on Form 10-K relates to the Medallion Trust Series 2003-1G (the "Trust") and the Class A Mortgage Backed Floating Rate Notes (the "Class A Notes") issued pursuant to the US Dollar Note Trust Deed dated as of March 13, 2003 (the "US Dollar Note Trust Deed"), between Perpetual Trustee Company Limited, as issuer trustee (the "Issuer Trustee"); Securitisation Advisory Services Pty. Limited, as manager (the "Manager"); and The Bank of New York, New York Branch as US Dollar note trustee (the "US Dollar Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A Notes.

         The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No. 333-75072) (the "Registration Statement"). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.


ITEM 2.    PROPERTY

         The Registrant and the Trust do not have any physical properties. Information regarding the mortgage loans is furnished under Item 14 - Exhibit 99.2.


ITEM 3.    LEGAL PROCEEDINGS

         The Manager knows of no material legal proceedings involving any of the Trust, the Manager or the Issuer Trustee which were pending as of June 30, 2003, or as of the date of this report.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of Noteholders were solicited during the fiscal year for any purpose.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class A Notes are not traded on any nationally recognized exchange in the United States or any other securities exchange outside the United States.

          The Notes are currently represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it held on behalf of approximately 25 brokers, dealers, banks and other direct participants in the DTC system.

         Since the Trust pays no dividends with respect to the Class A Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.


Item 6.    SELECTED FINANCIAL DATA

         The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the US Dollar Note Trust Deed to be reported to Noteholders.

         The quarterly servicing report for the Distribution date in June 2003 for the fiscal year ended June 30, 2003 is incorporated herein as Exhibit 99.1.

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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Exchange Control Risk
         ------------------------------

         Interest and principal payments to holders of Class A Notes are paid in United States dollars ("U.S. dollars"). However, payments on the housing loans are received by the Issuer Trustee in Australian dollars, in Australia (the "collections"). Pursuant to certain swap agreements (the "Swap Agreements"), the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the Noteholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Distribution Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, by order of or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

          o the Embassy or Consulate-General of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

          o the Narodna Banka Jugoslavije (including Banque Nationale de Yugoslavie) (in respect of any amount in excess of $100,000);or

          o certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on 24 October 2001; or

          o certain ministers and senior officials of the government of Zimbabwe as specified by the Reserve Bank of Australia in a media release dated 25 November 2002.

         Additionally:

Under Part 4 of the Charter of the United Nations Act 1945 and the Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, the approval of the Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to an asset prescribed under, or which is owned or controlled directly or indirectly by a person or entity proscribed under, those provisions or is an asset derived or generated from such assets (proscribed persons presently include, amongst others, the Taliban, Osama bin Laden, a member of Al-Qaeda, a person or entity named in the list of Committee from time to time and other persons and entities connected with them). Such restrictions may change in the future.

Under Part 4 of the Charter of the United Nations Act 1945 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003, the approval of the Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to assets of the previous Government of Iraq prescribed under, or which is owned or controlled directly or indirectly by a person or entity under, those provisions or is an asset derived or generated from such assets (such persons include, former President Saddam Hussein, senior Iraqi officials of the former Government of Iraq and their immediate families). The Minister for Foreign Affairs may make arrangements for the transfer of such assets to the Development Fund for Iraq established by Security Council Resolution 1483 and located within the Iraqi Central Bank.

         Currency Exchange Rate Risk
         ---------------------------

         Interest and principal on the Class A Notes is payable in U.S. dollars, and the Trust's primary source for funding its payments on the Class A Notes is its collections on the mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         As discussed above,  furnishing the financial  information  required by
Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Class A Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trust.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the Class A Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the Class A Notes, such Class A Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

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


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2):

         Incorporated herein as Exhibit 99.1 are the aggregate totals of the quarterly servicing reports to the Trust for the fiscal year ended June 30, 2003. A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.2. A Custodial Services Audit Report is not included due to the first audit date being posted September 2003.

         (a) (3) EXHIBITS:

  --------------   --------------------------------------   ----------------
  Designation                  Description                  Method of Filing
  --------------   --------------------------------------   ----------------

  Exhibit 31       302 Certification                               31

  Exhibit 99.1     Aggregate Totals for the Fiscal Year           99.1

  Exhibit 99.2     Independent Auditor's Annual Servicer          99.2
                   Compliance Certificate

  Exhibit 99.3     Officer's Certificate of Compliance            99.3
  --------------   --------------------------------------   ----------------


         (b) ON JULY 1, 2003 A REPORT ON FORM 8-K WAS FILED BY THE REGISTRANT IN ORDER TO PROVIDE THE STATEMENTS FOR QUARTERLY DISTRIBUTIONS TO THE NOTEHOLDERS. NO OTHER REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE LAST FISCAL YEAR COVERED BY THIS REPORT.

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

                                        SECURITISATION ADVISORY
                                        SERVICES PTY. LIMITED


                                         /S/  MARTEN TOUW
                                        ----------------------------------------
                                        Name:   Marten Touw
                                        Title:  Group Treasurer

Date: September 30, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     /S/ GEOFFREY MICHAEL STEEL
                                 -----------------------------------------------
                                 Name:   Geoffrey Michael Steel
                                 Title:  Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer
Date: September 29, 2003


                                     /S/ MARTEN TOUW
                                 -----------------------------------------------
                                 Name:   Marten Touw
                                 Title:  Director
Date: September 26, 2003



                                     /S/ GEOFFREY MICHAEL STEEL
                                 -----------------------------------------------
                                 Name:   Geoffrey Michael Steel
                                 Title:  Director
Date: September 29, 2003



                                     /S/  CRAIG ANTHONY CARLAND
                                 -----------------------------------------------
                                 Name:   Craig Anthony Carland
                                 Title:  Director
Date: September 26, 2003

                                INDEX TO EXHIBITS


     EXHIBIT NO.        DOCUMENT DESCRIPTION
     -----------        --------------------

         31             302 Certification

         99.1           Aggregate Totals for the Fiscal Year

         99.2           Independent Auditor's Annual Servicer Compliance
                        Certificate

         99.3           Officer's Certificate of Compliance